Form 10-Q/A
period 2021-09-30
Tailwind International Acquisition Corp.
filed 2022-01-28
CIK 1835881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 27, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Tailwind International Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 12, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.

Restatement Background

Upon internal review, management noted that all of the shares held by the public shareholders (“Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods as well as an error related to earnings per share for the periods ended March 31, 2021 and June 30, 2021

All of the Public Shares contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, Management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption.

As a result, on January 26, 2022, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the periods ended March 31, 2021 and June 30, 2021, should be restated in this Form 10-Q/A as a result of this error. (See Note 2 of this September 30, 2021 amended Form 10-Q). There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021, due to material weaknesses in internal control over financial reporting related to complex financial instruments.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●Part I – Item 1. Condensed Financial Statements.
●Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●Part I – Item 4. Controls and Procedures.
●Part II – Item 1A. Risk Factors.
●Part II – Item 6. Exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after November 12, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Sale of 6,466,666 Private Placement Warrants	—	—	—	—	194,001	—	194,001

Accretion to shares subject to redemption	—	—	—	—	(218,138)	(35,283,847)	(35,501,985)

Net income	—	—	—	—	—	13,418,851	13,418,851

Balance — March 31, 2021 (restated, see Note 2)	—	—	8,625,000	863	—	(21,869,996)	(21,869,133)

Net loss	—	—	—	—	—	(5,197,686)	(5,197,686)

Balance – June 30, 2021 (restated, see Note 2)	—	$—	8,625,000	$863	$—	$(27,067,682)	$(27,066,819)

Net income	—	—	—	—	—	5,026,982	5,026,982

Balance – September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(22,040,700)	$(22,039,837)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into account that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. At the filing of the Form 10-Q, management previously determined that the changes were not material enough to restate the previous filings, and as such, included a revision footnote within the Form 10-Q. Management has re-evaluated its position related to the materiality of the impacts stated above, which resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$318,130,860	$26,869,140	$345,000,000
Class A ordinary shares	$269	$(269)	$—
Additional paid-in capital	$—	$—	$—
Retained earnings	$4,998,875	$(26,868,871)	$(21,869,996)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(26,869,140)	$(21,869,133)

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$312,933,180	$32,066,820	$345,000,000
Class A ordinary shares	$321	$(321)	$—
Additional paid-in capital	$5,197,628	$(5,197,628)	$—
Retained earnings	$(198,811)	$(26,868,871)	$(27,067,682)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(32,066,820)	$(27,066,819)

	As Previously
Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	(20,700,000)	13,800,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.62	$0.62
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,950,000	—	7,950,000
Basic and diluted net income per share, Class B ordinary shares	$1.69	$(1.07)	$0.62

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	—	34,500,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.12)	$(0.12)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	—	8,625,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.60)	$0.48	$(0.12)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,500,000	(10,292,818)	24,207,182
Basic and diluted net income per share, Class A ordinary shares	$—	$0.25	$0.25
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,289,365	—	8,289,365
Basic and diluted net income per share, Class B ordinary shares	$0.99	$(0.74)	$0.25

	As Previously
Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)	Reported	Adjustment	As Restated
Sale of 34,500,000 Units, net of underwriting discounts, offering costs and warrant liability	309,498,015	(309,498,015)	—
Class A ordinary shares subject to possible redemption	$(318,130,860)	$318,130,860	$—
Accretion for Class A ordinary shares to redemption amount	—	(35,501,985)	(35,501,985)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(26,869,140)	$(21,869,133)

Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$5,197,680	$(5,197,680)	$—
Total Stockholders’ Equity (Deficit)	$5,000,001	$(32,066,820)	$(27,066,819)

	As Previously
Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited) Non-Cash investing and financial activities:	Reported	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$303,737,850	$(303,737,850)	$—
Change in value of Class A ordinary shares subject to possible redemption	$14,393,010	$(14,393,010)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited) Non-Cash investing and financial activities:
Initial classification of Class A ordinary shares subject to possible redemption	$303,737,850	$(303,737,850)	$—
Change in value of Class A ordinary shares subject to possible redemption	$9,195,330	$(9,195,330)	$—

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with 3the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than the restatement described in Note 2.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary share subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering as well as the calculation and presentation of earnings per share. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 6,466,666 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,700,000. Each whole Private Warrant is exercisable to purchase one share of ordinary shares at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

Date: January 28, 2022	By:	/s/ Pierre Denis
	Name:	Pierre Denis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2022	By:	/s/ Constantin Eis
	Name:	Constantin Eis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)