Form 10-Q
period 2022-03-31
Tailwind International Acquisition Corp.
filed 2022-05-16
CIK 1835881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TAILWIND INTERNATIONAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$810,071	$1,223,657
Prepaid expenses	417,898	398,253
Total Current Assets	1,227,969	1,621,910

Investments held in Trust Account	345,146,455	345,034,441
TOTAL ASSETS	$346,374,424	$346,656,351

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,323,692	$967,453
Advance from related parties	9,893	360
Total Current Liabilities	1,333,585	967,813

Warrant liabilities	3,593,333	10,061,333
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	17,001,918	23,104,146

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 500,000,000 shares authorized; 34,500,000 shares at $10.00 per share as of March 31, 2022 and December 31, 2021.	345,000,000	345,000,000

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,628,357)	(21,448,658)
Total Shareholders’ Deficit	(15,627,494)	(21,447,795)
TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$346,374,424	$346,656,351

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Formation and operational costs	$759,713	$169,273
Loss from operations	(759,713)	(169,273)

Other income:
Change in fair value of warrant liabilities	6,468,000	14,552,999
Transaction costs incurred in connection with derivative warrant liabilities	—	(974,164)
Interest earned on investments held in Trust Account	112,014	9,289
Total other income, net	6,580,014	13,588,124

Net income	$5,820,301	$13,418,851

Weighted average shares outstanding, Class A ordinary shares	34,500,000	13,800,000

Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.62

Basic weighted average shares outstanding, Class B ordinary shares	8,625,000	7,950,000

Basic net income per share, Class B ordinary shares	$0.13	$0.62

Diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000

Diluted net income per share, Class B ordinary shares	$0.13	$0.60

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(21,448,658)	$(21,447,795)

Net income	—	—	—	—	—	5,820,301	5,820,301

Balance – March 31, 2022	—	$—	8,625,000	$863	$—	$(15,628,357)	$(15,627,494)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Sale of 6,466,666 Private Placement Warrants, net of fair value of private placement warrants	—	—	—	—	194,001	—	194,001

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(218,138)	(35,283,847)	(35,501,985)

Net income	—	—	—	—	—	13,418,851	13,418,851

Balance — March 31, 2021	—	$—	8,625,000	$863	$—	$(21,869,996)	$(21,869,133)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,820,301	$13,418,851
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,468,000)	(14,552,999)
Interest earned on investments held in Trust Account	(112,014)	(9,289)
Transaction costs incurred in connection with derivative warrant liabilities	—	974,164
Changes in operating assets and liabilities:
Prepaid expenses	(19,645)	(669,460)
Accounts payable and accrued expenses	356,239	128,673
Net cash used in operating activities	$(423,119)	$(710,060)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$—	$(345,000,000)
Net cash used in investing activities	$—	$(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$338,100,000
Proceeds from sale of Private Placement Warrants	—	9,700,000
Advances from related party	9,533	—
Repayment of promissory note – related party	—	(89,889)
Payment of offering costs	—	(111,260)
Net cash provided by financing activities	$9,533	$347,598,851

Net Change in Cash	$(413,586)	$1,888,791
Cash - Beginning of period	1,223,657	—
Cash - End of period	$810,071	$1,888,791

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$375,000
Offering costs paid through promissory note	$—	$89,889
Deferred underwriting fee payable	$—	$12,075,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $19,571,149, consisting of $6,900,000 in underwriting fees, net of reimbursement, $12,075,000 of deferred underwriting fees and $596,149 of other offering costs.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2022, the Company has $810,071 in its operating bank accounts and a working capital deficit of 105,616.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

In connection with the Company's assessment of going concern considerations in accordance with FASB's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company's ability to continue as a going concern through February 23, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(16,905,000)
Class A ordinary shares issuance costs	(18,596,985)
Plus:
Accretion of carrying value to redemption value	35,501,985

Class A ordinary shares subject to possible redemption	$345,000,000

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,966,666 Class A ordinary shares in the aggregate. For the three months ended March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,656,241	$1,164,060	$8,514,030	$4,904,821
Denominator:
Basic weighted average shares outstanding	34,500,000	8,625,000	13,800,000	7,950,000
Basic net income per ordinary share	$0.13	$0.13	$0.62	$0.62

Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,656,241	$1,164,060	$8,257,754	$5,161,097
Denominator:
Diluted weighted average shares outstanding	34,500,000	8,625,000	13,800,000	8,625,000
Diluted net income per ordinary share	$0.13	$0.13	$0.60	$0.60

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Services Agreement

The Company agreed, commencing on February 23, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $10,000, in fees for these services and are included information and operational costs on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, $0 and $100,000 of accrued administrative costs were included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 345,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares subject to possible redemption. The Class A ordinary shares are recorded as temporary equity on the accompanying condensed balance sheets.

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 11,500,000 Public Warrants outstanding.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2022 and December 31, 2021, there were 6,466,666 Private Placement Warrants outstanding.

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

At March 31, 2022, assets held in the Trust Account were comprised of $1,658 in cash and $345,144,797 in a Money Market fund primarily held in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $416 in cash and $345,034,025 in a Money Market fund primarily held in U.S. Treasury securities. During the three months ended March 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$345,146,455	$345,034,441

Liabilities:
Warrant liabilities - Public Warrants	1	$2,300,000	$6,440,000
Warrant liabilities - Private Placement Warrants	2	$1,293,333	$3,621,333

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 18, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,820,301, which consists of a change in fair value of warrant liabilities of $6,468,000 and interest income on investments held in the trust account of $112,014, offset by operational costs of $759,713.

For the three months ended March 31, 2021, we had net income of $13,418,851, which consists of a change in fair value of warrant liabilities of $14,552,999 and interest income on investments held in the trust account of $9,289, offset by formation and operational costs of $169,273 and transaction costs incurred in connection with initial public offering of $974,164.

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

For the three months ended March 31, 2022, cash used in operating activities was $423,119. Net income of $5,820,301 was affected by a change in fair value of warrant liabilities of $6,468,000 and interest income on investments held in the trust account of $112,014. Changes in operating assets and liabilities provided $336,594 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $710,060. Net income of $13,418,851 was affected by transaction costs incurred in connection with initial public offering of $974,164, a change in fair value of warrant liabilities of $14,552,999 and interest income on investments held in the trust account of $9,289. Changes in operating assets and liabilities used $540,787 of cash for operating activities.

As of March 31, 2022, we had investments held in the trust account of $345,146,455 (including $146,455 of interest income) consisting of Money Market funds. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $810,071. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Except as set forth below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in markets around the world.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 6,466,666 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,700,000. Each whole Private Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Pierre Denis
	Name:	Pierre Denis
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Constantin Eis
	Name:	Constantin Eis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)