Form 10-Q
period 2022-06-30
Tailwind International Acquisition Corp.
filed 2022-08-15
CIK 1835881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

(212) 266-0085
(Registrant’s telephone number, including area code)

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

As of August 15, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TAILWIND INTERNATIONAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$242,271	$1,223,657
Prepaid expenses	319,002	398,253
Total Current Assets	561,273	1,621,910

Investments held in Trust Account	345,523,714	345,034,441
TOTAL ASSETS	$346,084,987	$346,656,351

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,304,764	$967,453
Advance from related parties	9,893	360
Total Current Liabilities	2,314,657	967,813

Warrant liabilities	1,437,333	10,061,333
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	15,826,990	23,104,146

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 500,000,000 shares authorized; 34,500,000 shares at $10.02 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively.	345,523,714	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,266,580)	(21,448,658)
Total Shareholders’ Deficit	(15,265,717)	(21,447,795)
TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$346,084,987	$346,656,351

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operational costs	$1,647,768	$182,407	$2,407,481	$351,680
Loss from operations	(1,647,768)	(182,407)	(2,407,481)	(351,680)

Other income (expense):
Change in fair value of warrant liabilities	2,156,000	(5,030,666)	8,624,000	9,522,333
Transaction costs incurred in connection with derivative warrant liabilities	—	—	—	(974,164)
Interest earned on investments held in Trust Account	377,259	15,387	489,273	24,676
Total other income (expense), net	2,533,259	(5,015,279)	9,113,273	8,572,845

Net income (loss)	$885,491	$(5,197,686)	$6,705,792	$8,221,165

Weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000	34,500,000	24,207,182

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.02	$(0.12)	$0.16	$0.25

Basic weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,289,365

Basic net income (loss) per share, Class B ordinary shares	$0.02	$(0.12)	$0.16	$0.25

Diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,625,000

Diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.12)	$0.16	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(21,448,658)	$(21,447,795)

Net income	—	—	—	—	—	5,820,301	5,820,301

Balance — March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(15,628,357)	$(15,627,494)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(523,714)	(523,714)

Net income	—	—	—	—	—	885,491	885,491

Balance — June 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(15,266,580)	$(15,265,717)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Sale of 6,466,666 Private Placement Warrants, net of fair value of private placement warrants	—	—	—	—	194,001	—	194,001

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(218,138)	(35,283,847)	(35,501,985)

Net income	—	—	—	—	—	13,418,851	13,418,851

Balance — March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(21,869,996)	$(21,869,133)

Net loss	—	—	—	—	—	(5,197,686)	(5,197,686)

Balance — June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(27,067,682)	$(27,066,819)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,705,792	$8,221,165
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,624,000)	(9,522,333)
Interest earned on investments held in Trust Account	(489,273)	(24,676)
Transaction costs incurred in connection with derivative warrant liabilities	—	974,164
Changes in operating assets and liabilities:
Prepaid expenses	79,251	(592,021)
Accounts payable and accrued expenses	1,337,311	170,442
Net cash used in operating activities	$(990,919)	$(773,259)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$—	$(345,000,000)
Net cash used in investing activities	$—	$(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$338,100,000
Proceeds from sale of Private Placement Warrants	—	9,700,000
Advances from related party	9,533	—
Repayment of promissory note – related party	—	(89,889)
Payment of offering costs	—	(486,260)
Net cash provided by financing activities	$9,533	$347,223,851

Net Change in Cash	$(981,386)	$1,450,592
Cash - Beginning of period	1,223,657	—
Cash - End of period	$242,271	$1,450,592

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$375,000
Offering costs paid through promissory note	$—	$89,889
Deferred underwriting fee payable	$—	$12,075,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on February 23, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account to the Company’s shareholders, as described below.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2022, the Company has $242,271 in its operating bank accounts and a working capital deficit of $1,753,384.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 23, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(16,905,000)
Class A ordinary shares issuance costs	(18,596,985)
Plus:
Accretion of carrying value to redemption value	35,501,985
Class A ordinary shares subject to possible redemption as of December 31, 2021	$345,000,000
Plus:
Accretion of carrying value to redemption value	—
Class A ordinary shares subject to possible redemption as of March 31, 2022	$345,000,000
Plus:
Accretion of carrying value to redemption value	523,714
Class A ordinary shares subject to possible redemption as of June 30, 2022	$345,523,714

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value of the Public Warrants as of each relevant date. The Private Place Warrants utilize the inputs used for valuing the Public Warrants and, as such, are valued at the Public value price.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,966,666 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$708,393	$177,098	$(4,158,149)	$(1,039,537)	$5,364,634	$1,341,158	$6,124,073	$2,097,092
Denominator:
Basic weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	24,207,182	8,289,365
Basic net income (loss) per ordinary share	$0.02	$0.02	$(0.12)	$(0.12)	$0.16	$0.16	$0.25	$0.25

Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$708,393	$177,098	$(4,158,149)	$(1,039,537)	$5,364,634	$1,341,158	$6,061,469	$2,159,696
Denominator:
Diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	24,207,182	8,625,000
Diluted net income (loss) per ordinary share	$0.02	$0.02	$(0.12)	$(0.12)	$0.16	$0.16	$0.25	$0.25

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s warrant liabilities does not approximate their carrying amount and as such, the warrant liabilities are recorded at fair value on the Company’s condensed balance sheets. The fair value of the Company’s assets and other liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Services Agreement

The Company agreed, commencing on February 23, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $40,000, in fees for these services, respectively. Fees for these services are included information and operational costs on the accompanying condensed statements of operations As of June 30, 2022, $20,000 of prepaid administrative costs were included in prepaid expenses in the accompanying condensed balance sheets. As of December 31, 2021, $100,000 of accrued administrative costs were included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Advance from Related Parties

As of June 30, 2022, affiliates of the Company have paid for expenses totaling $9,893 on behalf of the Company. This amount is included in advance from related parties on the condensed balance sheet as of June 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares subject to possible redemption. The Class A ordinary shares are recorded as temporary equity on the accompanying condensed balance sheets.

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 11,500,000 Public Warrants outstanding.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2022 and December 31, 2021, there were 6,466,666 Private Placement Warrants outstanding.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2022, assets held in the Trust Account were comprised of $1,589 in cash and $345,522,125 held in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $416 in cash and $345,034,025 in a Money Market fund primarily held in U.S. Treasury securities. During the three and six months ended June 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains (losses) and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021 are as follows:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	(Loss) Gain	Fair Value
June 30, 2022	U.S. Treasury Bill (Matures on September 1, 2022)	$345,522,125	$(243,133)	$345,278,992

December 31, 2021	Treasury Obligations Fund	$—	$—	$345,034,025

TAILWIND INTERNATIONAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$345,523,714	$345,034,441

Liabilities:
Warrant liabilities - Public Warrants	1	$920,000	$6,440,000
Warrant liabilities - Private Placement Warrants	2	$517,333	$3,621,333

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 18, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $885,491, which consists of a change in fair value of warrant liabilities of $2,156,000 and interest income on investments held in the trust account of $377,259, offset by operational costs of $1,647,768.

For the six months ended June 30, 2022, we had net income of $6,705,792, which consists of a change in fair value of warrant liabilities of $8,624,000 and interest income on investments held in the trust account of $489,273, offset by operational costs of $2,407,481.

For the three months ended June 30, 2021, we had net loss of $5,197,686, which consists of a change in fair value of warrant liabilities of $5,030,666 and formation and operational costs of $182,407, offset by interest income on investments held in the Trust Account of $15,387.

For the six months ended June 30, 2021, we had net income of $8,221,165, which consists of a change in fair value of warrant liabilities of $9,522,333 and interest income on investments held in the Trust Account of $24,676, offset by formation and operational costs of $351,680 and transaction costs incurred in connection with initial public offering of $974,164.

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

For the six months ended June 30, 2022, cash used in operating activities was $990,919. Net income of $6,705,792 was affected by a change in fair value of warrant liabilities of $8,624,000 and interest income on investments held in the trust account of $489,273. Changes in operating assets and liabilities provided $1,416,562 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $773,259. Net income of $8,221,165 was affected by transaction costs incurred in connection with initial public offering of $974,164, a change in fair value of warrant liabilities of $9,522,333 and interest income on marketable securities held in the Trust Account of $24,676. Changes in operating assets and liabilities used $421,579 of cash for operating activities.

As of June 30, 2022, we had investments held in the trust account of $345,523,714 (including $523,714 of interest income) consisting of U.S. Treasury securities. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $242,271. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

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

TAILWIND INTERNATIONAL ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Philip Krim
	Name:	Philip Krim
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Constantin Eis
	Name:	Constantin Eis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)