Form 10-K
period 2022-12-31
Tailwind International Acquisition Corp.
filed 2023-03-31
CIK 1835881

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (212) 266-0085

Copies of all communications, including communications sent to agent for service, should be sent to:

150 Greenwich Street, 29th Floor

New York, New York 10006

(Address of principal executive offices)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol:	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-third of one redeemable warrant	TWNLU	The New York Stock Exchange
Class A Ordinary Shares included as part of the units	TWNI	The New York Stock Exchange
Redeemable Warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	TWNI WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to a closing sales price of $9.81 for the shares of Class A ordinary shares on June 30, 2022, as reported on the NYSE, was approximately $338,445,000. Solely for purposes of this disclosure, ordinary shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 31, 2023, 2,204,811 Class A ordinary shares, par value $0.0001, and 8,625,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company adopted on February 18, 2021;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 30 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	We may not be able to consummate an initial business combination within the prescribed time, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 30 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
●	Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

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

While we may pursue an initial business combination target in any business, industry or geographical location, we have primarily focused our search within international consumer internet and other high-growth technology companies in international markets, with a focus on the European market. We intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments and has done so successfully in a number of sectors, particularly in digital consumer-facing businesses.

Our Management Team and Board of Directors and Founders

Our board of directors consists of Nathalie Gaveau, our President (Senior Advisor of BCG Digital Ventures), Philip Krim, our Chief Executive Officer and Chief Financial Officer (Former Chief Executive Officer of Casper Sleep Inc.), Constantin Eis (Chief Financial Officer of LichtBlick). Additionally, our board of directors also benefits from the rich expertise of Tommy Stadlen, a founder (Co-Founder and General Partner at Giant Ventures), Matt Eby (Former Managing Partner of Tengram Capital Partners) Moujan Kazerani (General Partner of Stibel Investments), Alan Sheriff, a founder (Co-Founder and Co-Chief Executive Officer of Solebury Capital), Spencer Crawley (General Partner of firstminute Capital) and Jeff Stibel, a founder (Founding Partner of Stibel & Co and Bryant Stibel).

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

Our management team, sponsor, officers, directors and advisors may sponsor, form or participate in other blank check companies similar to ours, during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our officers, directors and advisors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

We aim to leverage our extensive expertise driving marketing innovation and revenue growth within leading public technology companies to help founders achieve long-term success and overcome any deterrents to becoming a public company. By leveraging our extensive operational experience and network, we believe we can provide significant benefits to potential targets and public market investors that can potentially lead to attractive long-term risk-adjusted returns in the public markets. We are deeply connected to European venture, tech and consumer ecosystem via founder-to-founder relationships. We have longstanding relationships with European founders and operators, top venture capital and growth equity funds, extensive dialogues with investment banks and specialist advisory firms and tenured links with major hedge funds and public investors. For example, a director, Tommy Stadlen, is a Co-Founder of Giant Ventures, the global venture capital firm backing purpose driven technology founders and a Venture Partner at firstminute Capital. We are positioned not only access opportunities but win deals as the preferred partner of founders.

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

●	Extensive Operating Experience With Rare Skillsets: Our management team has extensive experience serving in leadership positions for high-growth public and private companies. Mr. Eis previously served as Co-Founder and Global Managing Director of Casper Sleep where he led the company’s global expansion to new markets outside of North America. This expertise will be highly valuable for identifying categories and companies with under-optimized marketing practices and rapidly scaling customer acquisition and lifetime value in various markets, as well as for potential targets to understand their own customers and acquiring them efficiently to unlock growth on a global scale.
●	Significant Public Equity Capital Markets Experience: Our management team’s “best-practice” know-how will contribute to the target company’s success as a public company by providing guidance around (i) investor relations (ii) equity research (iii) introductions to long-only funds, among others. Mr. Sheriff has personally worked on hundreds of IPOs, follow-ons and block trades at Solebury Capital and served on the Board of Directors of Tailwind Acquisition Corp. (NYSE: TWND), which raised approximately $334 million in aggregate capital in its initial public offering in September 2020.

●	Attractive Industry Dynamics For SPAC Success: In the current environment, there is growing investor demand for companies with (i) a direct relationship with their customers, (ii) ability to efficiently market to and grow their customer base and (iii) high-growth and clear path to profitability. Our target verticals are ripe for consolidation with few large-cap companies and thousands of sub-scale companies.
●	Founder Friendly Platform For Growth: The team will bring to bear operational expertise and capital to accelerate the targets organic growth initiatives such as (i) optimization of marketing strategies (ii) operational improvements and (iii) new product development, among others. Our management team, has the experience and track record to successfully integrate add-on acquisitions, bringing private equity sponsor-like support, without running or controlling the business.
●	Transaction Expertise With Access To Proprietary Deal Flow: Having operated and invested in high-growth technology and direct-to-consumer companies across their corporate life cycles, our management team has developed deep relationships with key large multi-national organizations and leading private & public equity investors including leading venture and growth investors in international markets, especially Europe. Our team has a strong track record of building proprietary deal flow and identifying and executing successful M&A transactions during tenures across Jimmy Choo, Giant Ventures, firstminute Capital, PNC Financial Services Group and Casper Sleep. Our reputation and relevant experience will likely make our company a preferred partner for potential targets.

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

Acquisition Criteria

We have developed the following, non-exclusive criteria that we use to screen for and evaluate potential initial business combinations.

●	Size: We target entities whose enterprise value is in excess of $750 million, with a focus on founder-led, late stage growth equity opportunities in the high-growth technology and direct-to-consumer ecosystems with defensible market positions and who are seeking a liquidity event through a US public listing and valuable operating and marketing expertise. We believe these companies offer long term risk-adjusted return potential.

●	Founder-Led Businesses Where We Have Strong Relationships: Strong, experienced management team that could benefit from our extensive networks and insights with a track record of driving growth and profitability. Founders that have a long-term vision for the future of their business and want to build a lasting company. Companies where we have a unique relationship and can engage directly with the founder(s), potentially without participating in an auction.
●	Large Addressable Markets Being Disrupted by Technology: We identify high quality businesses run by exceptional teams pursuing large market opportunities and has a growth story that will resonate with US investors because of a global presence or soon to be global presence. Target companies positioned in industries that are ripe for disruption and technological advancements. Sectors at an inflection point, where technology and disruptors will be uniquely advantaged to capture market share and future growth. Scalable platform in a market ripe for horizontal and / or vertical consolidation.
●	Strong Growth And Attractive Margin Profile: Consistent organic revenue growth with scalable unit economics. Potential for future top line and margin expansion. Ability to generate attractive returns on capital and has a compelling use for capital to achieve their growth strategy.
●	Opportunities Where Our Team Can Add Value: Sectors where management can benefit from our extensive networks and insights. Taking advantage of our connections in both the public and private markets in order to generate firm value and future growth. Leverage industry experience, financial acumen and network of management team to identify additional operational and marketing improvement opportunities.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Financial Position

As of December 31, 2022, we had $349,743,202 (including $4,743,202 of interest income) held in the trust account. We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 30 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 30 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within the 30 month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the 30 month period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 30 months from the closing of our initial public offering. However, if our initial shareholders acquire public shares in or after our initial public offering they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $129,195 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,500,000 following our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,500,000 we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,500,000 the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 30 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Our sponsor owns, on an as-converted basis, approximately 79.6% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 30 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 30 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The requirement that we consummate an initial business combination within 30 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 30 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination within 30 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 30 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to impact supply chains and commerce throughout the U.S. globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the ongoing COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 30 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, only $129,195 is available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate for at least the 30 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement of which our initial prospectus forms a part, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 79.6% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 30 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement entered into in connection with our initial public offering our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 79.6% of our ordinary shares will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2022, the company had $129,195 in its operating bank accounts and $349,743,202 in marketable securities held in the Trust Account to be used for a business combination.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we have not consummated an initial business combination within 30 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 30 months before redemption from our trust account.

If we have not consummated an initial business combination within 30 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 30 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 30 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in the prospectus related to the initial public offering or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides that, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the final prospectus for our initial public offering under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “— Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the final prospectus related to our initial public offering under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Our executive officers and directors are not required to, do not and will not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged or may become engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve and may in the future serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10—Directors, Executive Officers and Corporate Governance”.

Our officers and directors presently have, and any of them in the future may have, additional fiduciary, contractual, or other obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary, contractual or other obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance--Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On December 15, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On February 18, 2021, we effected a share capitalization pursuant to which we issued 1,437,500 additional Class B ordinary shares, resulting in our sponsor holding 8,625,000 Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 6,466,666 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($9,700,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination within 30 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 30-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

As of December 31, 2022, the company had $129,195 in its operating bank accounts and $349,743,202 in marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its ordinary shares in connection therewith. If the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 23, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern.

Our warrants are expected to be accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

We expect to account for our warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the warrants will be reevaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Following the completion of our initial public offering, only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption; complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable; cultural and language differences; employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

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

We are subject to changing law and regulations regarding regulatory mailers, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

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

(b)Holders

On December 31, 2022, there was one holder of record for our units, one holder of record for our Class A ordinary shares, one holder of Class B ordinary shares and two holders of our warrants.

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

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 18, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $11,699,648, which consists of a change in fair value of warrant liabilities of $10,061,333 and interest income on marketable securities held in the Trust Account of $4,708,761, offset by formation and operational costs of $3,070,446.

For the year ended December 31, 2021, we had net income of $13,840,189, which consists of a change in fair value of warrant liabilities of $16,349,666 and interest income on marketable securities held in the Trust Account of $34,441, offset by formation and operational costs of $1,569,754 and transaction costs incurred in connection with Initial Public Offering of $974,164.

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

For the year ended December 31, 2022, cash used in operating activities was $1,103,995. Net income of $11,699,648 was affected by a change in fair value of warrant liabilities of $10,061,333 and interest income on marketable securities held in the Trust Account of $4,708,761. Changes in operating assets and liabilities provided $1,966,451 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,000,554. Net income of $13,840,189 was affected by transaction costs incurred in connection with Initial Public Offering of $974,164, a change in fair value of warrant liabilities of $16,349,666 and interest income on marketable securities held in the Trust Account of $34,441. Changes in operating assets and liabilities provided $569,200 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $349,743,202 (including $4,743,202 of interest income) consisting of Money Market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $129,195. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Note Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers, directors and director nominees are as follows:

Name	Age	Position
Philip Krim	39	Chief Executive Officer and Chief Financial Officer
Nathalie Gaveau	47	President and Director
Constantin Eis	40	Director
Tommy Stadlen	36	Director (Chairman)
Alan Sheriff	63	Director
Spencer Crawley	35	Director
Matt Eby	51	Director
Moujan Kazerani	47	Director

Philip Krim is our Chief Executive Officer and Chief Financial Officer. Mr. Krim served as Casper Sleep Inc.’s Chief Executive Officer and as a member of its board of directors since October 2013. Since founding the Company in 2013, Mr. Krim has led Casper through tremendous growth, growing revenue from $15 million in 2014 to $497 million in 2020 (approximately 79% CAGR), and successfully took the company public in February 2020. Mr. Krim brought an innovative data-driven approach to marketing at Casper which enabled exponential growth and a competitive advantage. He is responsible for leading Casper’s expansion into adjacent sleep related product areas and increasing the retail store footprint to over 50+ stores across the US. Prior to that, Mr. Krim was the Chief Executive Officer of Vocalize Mobile, a mobile search advertising platform for small businesses, from January 2010 until July 2013, and the Chief Executive Officer of The Merrick Group from January 2003 until December 2009. Since 2016, Mr. Krim has also served on the Emerging Leadership Council of the 92nd Street Y. He also serves as a director of the Travis Manion Foundation and as a member of the Leadership Council of the Robin Hood Foundation since 2019. Mr. Krim received a B.B.A. in Marketing from Red McCombs School of Business at the University of Texas at Austin.

Nathalie Gaveau is our President and a member of our board of directors. Since January 2020, Ms. Gaveau has served as Senior Advisor of BCG Digital Ventures, where she previously served as Managing Director and Partner. She is a Limited Partner of Lead Edge Capital, which she joined in 2015. She serves as non-executive director with Coca-Cola European Partners, a major fast-moving consumer goods company, and serves as a non-executive director at Calida AG, a premium sustainable brands holding based in Switzerland. Ms. Gaveau brings diverse international experience, including six years in the Asia-Pacific, and is an active technology early-stage investor in scalable marketplaces and digital platforms. From 2010 to 2019, Ms. Gaveau was the Founder and Chief Executive Officer of Shopcade, a trans-Atlantic fashion and lifestyle mobile shopping platform, which was acquired by Lagardere in 2017. From 2009 to 2010, she served as the Digital Business Development Director at TBWA London, and the Digital Director at TBWA Hong Kong from 2007 to 2009. From 2003 to 2007, Ms. Gaveau was Director of E-Business and CRM at Club Med Asia-Pacific. In 2000, she co-founded and served as Managing Director of PriceMinister.com, a leading online French marketplace for deals and second-hand trading in consumer goods, until 2003. In 2010, PriceMinister.com was sold to Rakuten for over $250 million. Ms. Gaveau started her career at Lazard as a mergers and acquisition financial analyst. She holds a Master of Business Administration from HEC School of Management.

Constantin Eis is a member of our board of directors. Mr. Eis has served as Chief Transformation Officer of LichtBlick, Germany’s fifth largest energy company, since 2019. In 2013, Mr. Eis co-founded Casper Sleep Inc. Europe, a direct-to-consumer company that went public in February 2020, and served as its global Managing Director from 2016 to 2019. From 2011 to 2016, Mr. Eis also served as Chief Financial Officer of Home 24, a Germany-based company engaged in online retail of furniture and home accessories that went public in 2020, and as a member of its board of directors from 2014 to 2016. Mr. Eis is a graduate of HHL Leipzig Graduate School of Management.

Tommy Stadlen, a founder, is our Chairman and a member of our board of directors. Mr. Stadlen is Co-Founder and General Partner at Giant Ventures, a global multi-stage venture capital firm which backs purpose-driven technology founders. Since 2017, Mr. Stadlen has been a Venture Partner at firstminute capital, a seed stage venture capital firm. He is also an advisor to the NYU Stern School of Business Center for Sustainable Business. Mr. Stadlen co-founded Swing Technologies, an imaging technology company, in 2014. In 2017 Swing joined Microsoft, where Mr. Stadlen held product management roles. Prior to Swing, Mr. Stadlen served as a strategy consultant at McKinsey, where he developed global experience across sectors advising leading companies and governments. Mr. Stadlen previously worked for President Obama on his 2008 presidential campaign. Mr. Stadlen has been recognized by the Financial Times as a top 50 Global Ally Executive and is a recipient of Entrepreneur Magazine’s “Best Companies in America” Award. Mr. Stadlen is the best-selling co-author of “Connect: How Companies Succeed by Engaging Radically with Society,” written with former BP Chief Executive Officer Lord Browne. Mr. Stadlen is a regular contributor to media outlets, including the New York Times, Financial Times, CNBC, BBC and Bloomberg, where he appears as an expert on technology and sustainability. Mr. Stadlen graduated with a Bachelor of Arts and First Class honors from the University of Oxford and holds a Master of Science (Distinction) from the London School of Economics and Political Science.

Alan Sheriff is a founder, and a member of our board of directors. Mr. Sheriff co-founded Solebury Capital in 2005 and served as its Co-Chief Executive Officer from 2005 to 2020. Mr. Sheriff has also served as Vice Chairman of Corporate and Institutional Banking, PNC Financial Services Group since 2020. Under his guidance and leadership, Solebury Capital has become a premier independent equity capital advisory firm, known for bringing deep product expertise, market knowledge and unbiased advice to its clients. At Solebury Capital, Mr. Sheriff has personally worked on hundreds of IPOs, follow-ons and block trades and has provided general capital markets counsel to financial sponsors such as Bain Capital, Ares Management, Apollo, American Securities, TH Lee, Freeman Spogli, TSG Consumer and many others. Mr. Sheriff has also worked directly with companies such as Nielson, Dunkin Brands, Canada Goose, BRP (Bombardier Recreational Products), Aramark, Black Knight Financial, Patheon, Planet Fitness and Casper Sleep. Prior to founding Solebury Capital, Mr. Sheriff held several senior-level positions at Credit Suisse First Boston, including serving as Co-Head of Equity Capital Markets for the Americas from 1999 to 2005. Mr. Sheriff also chaired Credit Suisse’s Equity Valuation Committee from 1999 to 2005 and sat on the firm’s Investment Banking Committee from 2001 to 2005. Mr. Sheriff began his career at Salomon Brothers where he worked from 1983 to 1992. Mr. Sheriff served as director of Tailwind Acquisition Corp., a special purpose acquisition company (NYSE: TWND). Mr. Sheriff graduated from the University of Rochester in 1981 with a B.A. in Political Science, Magna Cum Laude, Phi Beta Kappa. He also received an MPA from Columbia University’s School of International and Public Affairs. He is a member of The Council on Foreign Relations since 1999, the NationSwell Council since 2016 and the Travis Manion Foundation since 2018. Mr. Sheriff has also served on the board of PsychHub since 2019.

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

Matt Eby is a member of our board of directors. Mr. Eby is the Founder and Managing Partner of Seawall Capital, a private equity firm formed to invest in the consumer and other related sectors. At Seawall Capital, Mr. Eby is responsible for originating, underwriting and monitoring of investments and manages the daily activities of the firm. Prior to the founding of Seawall, Mr. Eby was the Co-Founder and Managing Partner of Tengram Capital Partners. He currently serves as the Chairman of the board of directors of Kent Water Sports, El Cap Holdings and Lime Crime, and as a director of Algenist, Revive, and Cos Bar. In the past he has served as Chairman of Tengram former portfolio companies NEST Fragrances and DevaCurl. Prior to founding Tengram, Mr. Eby was the Chief Investment Officer of JAWS Estates Capital, the private investment office of Barry Sternlicht and the Sternlicht family, where he was responsible for investment and asset allocation decisions and recommendations across a broad spectrum of asset classes and investment strategies. While at JAWS Estates Capital, Mr. Eby led numerous transactions including investments in Palantir Technologies, Field & Stream, Ellen Tracy, Joe’s Jeans, Caribbean Joe, and Carlos Falchi. In 2009, in his capacity as Chief Investment Officer of Jaws Estates Capital and on behalf of Starwood Capital Group, he led the initial public offering of Starwood Property Trust (NYSE: STWD), a mortgage REIT focused on commercial real estate properties. Prior to JAWS, he was an Associate at Morgan Stanley. Mr. Eby served as Chief Financial Officer and director of Tailwind Acquisition Corp., a special purpose acquisition company (NYSE: TWND). Mr. Eby received a B.S. from the United States Naval Academy and an M.B.A. from Harvard Business School.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of eight members and is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Spencer Crawley, Matt Eby and Moujan Kazerani, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Constantin Eis, Nathalie Gaveau and Alan Sheriff will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Tommy Stadlen, will expire at our third annual general meeting.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the charter, generally will provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Spencer Crawley, Matt Eby and Moujan Kazerani are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s and Chief Financial Officer’s, evaluating our Chief Executive Officer’s and Chief Financial Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer and Chief Financial Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and/or annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement, to the extent required; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

duty to exercise independent judgment. In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Philip Krim	Montauk Ventures	Venture Capital Firm	Managing Partner
Nathalie Gaveau	BCG Digital Ventures Lead Edge Capital Coca-Cola European Partners Calida AG	Digital Ventures Consulting Firm Venture Capital Firm Consumer Goods Public Company Acquirer	Senior Advisor Limited Partner Non-executive Director Non-executive Director
Constantine Eis	LichtBlick SE	Energy	Chief Commercial Officer
Tommy Stadlen	Giant Ventures firstminute Capital	Venture Capital Firm Venture Capital Firm	General Partner LP & Venture Partner
Alan Sheriff	PNC Financial Services Group	Banking	Vice Chairman
Matt Eby	Tengram Capital Partners El Cap Holdings Lime Crime Algenist Revive Cos Bar Seawall Capital Kent Water Sports	Private Equity Firm Fitness Company Beauty Products Beauty Products Beauty Products Specialty Retail Private Equity Firm Sporting Goods Company	Co-Founder and Managing Partner Chairman of the board of directors Chairman of the board of directors Director Director Director Founder and Managing Partner Chairman of the board of directors
Spencer Crawley	firstminute Capital Generation Home Frontier	Venture Capital Firm Mortgage Lender Technology	Co-founder and General Partner Board member Board member
Moujan Kazerani	Stibel Investments & affiliated entities Bryant Stibel & affiliated entities RingDNA	Venture Capital Firm Venture Capital Firm Insider sales engagement software & enterprise voice communication platform	Co-Founder and General Partner Co-Founder and General Partner Board Member

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares prior to the date of our initial prospectus and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and
●	all our executive officers, directors and director nominees as a group.

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

On February 21, 2023, we held a shareholder meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 32,295,189 Class A ordinary shares of the Company properly exercised their right to redeem their shares. After the satisfaction of such redemptions, there were 2,204,811 Class A ordinary shares outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 79.6% of our outstanding ordinary shares.

On February 21, 2023, our sponsor agreed to transfer immediately following consummation of an initial business combination an aggregate of 475,000 Class B ordinary shares to several unaffiliated third parties. In exchange, such third parties agreed not to redeem

(or to validly rescind any redemption requests on) an aggregate of 1,900,000 Class A ordinary shares of the Company in connection with the proposed amendment to the articles to extend the date by which the Company has to consummate a business combination.

	Class B ordinary shares		Class A ordinary shares
	Number of		Number of
	Shares	Approximate	Shares	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of
Name of Beneficial Owners(1)	Owned	Class(2)	Owned	Class
Tailwind International Sponsor LLC (our Sponsor)(3)	8,625,000	100%	—	—
Tommy Stadlen(3)	8,625,000	100%	—	—
Philip Krim(3)	8,625,000	100%	—	—
Nathalie Gaveau	—	—	—	—
Constantin Eis	—	—	—	—
Alan Sheriff	—	—	—	—
Spencer Crawley	—	—	—	—
Matt Eby	—	—	—	—
Moujan Kazerani
All officers and directors as a group (eight individuals)	8,625,000	100%	—	—
Glazer Capital, LLC(4)			3,417,479	9.9%
Aristeia Capital, L.L.C.(5)	—	—	1,821,144	5.3%
Saba Capital Management, L.P.(6)	—	—	1,796,431	5.2%
(1)	Unless otherwise noted, the business address of each of our shareholders is 150 Greenwich Street, 29th Floor, New York, New York 10006.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the prospectus related to the initial public offering.

(3)

Represents 8,625,000 shares directly held by Tailwind International Sponsor LLC. Philip Krim and Tommy Stadlen together hold voting and dispositive power over the securities held by Tailwind International Sponsor LLC and therefore may be deemed to be beneficial owners thereof. Information based solely on the Schedule 13G filed jointly by our sponsor, Tommy Stadlen and Mr. Krim with the SEC on February 8, 2022.

(4)

Includes Class A ordinary shares beneficially held by Glazer Capital, LLC, a Delaware limited liability company (“Glazer”) and Boaz R. Weinstein (“Mr. Glazer”), based solely on the Schedule 13G filed jointly by Glazer and Mr. Glazer, with the SEC on February 14, 2023. The business address of each of Glazer and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)

Includes Class A ordinary shares beneficially held by Aristeia Capital, L.L.C., a Delaware limited liability company (“Aristeia”), based solely on the Schedule 13G filed by Aristeia on February 13, 2023. The business address of Aristeia is One Greenwich Plaza, 3rd Floor Greenwich, CT 06830.

(6)

Includes Class A ordinary shares beneficially held by Saba Capital Management, L.P., a Delaware limited partnership (“Saba”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Boaz R. Weinstein (“Mr. Weinstein”), based solely on the Schedule 13G filed jointly by Saba, Saba GP and Mr. Weinstein, with the SEC on February 14, 2023. The business address of each of Saba, Saba Capital and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174. Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

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

Our sponsor committed, pursuant to a written agreement, to purchase an aggregate of 6,466,666 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in this transaction is valued at $9,700,000 (not accounting for the Class B shares subsequently transferred by the sponsor to third parties). Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

Prior to the consummation of our initial offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. The loan was be repaid upon the closing of our initial public offering out of the offering proceeds not held in the trust account.

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

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $88,000 and $113,000, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (2)
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association (4)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate.(1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company. (2)
4.5*	Description of Registrant’s Securities
10.1	Promissory Note, dated as of December 15, 2020, between the Registrant and the Sponsor. (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)
10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto. (2)
10.4	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor. (2)
10.5	Administrative Services Agreement between the Registrant and the Sponsor. (2)
10.6	Letter Agreement between the Registrant, the Sponsor and each director and executive officer of the Registrant. (2)
10.7	Securities Subscription Agreement, dated December 15, 2020, between the Registrant and the Sponsor. (3)
10.8	Form of Non-Redemption Agreements. (5)
24.1	Power of Attorney (included on signature page below).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.

**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Amendment to Form S-1, filed with the SEC on February 11, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2021.
(3)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on January 29, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2023.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

TAILWIND INTERNATIONAL ACQUISITION CORP.

/s/ Philip Krim
Name:	Philip Krim
Title:	Chief Executive Officer and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Philip Krim as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Philip Krim	Chief Executive Officer and Chief Financial Officer	March 31, 2023
Philip Krim	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Constantin Eis	Director	March 31, 2023
Constantin Eis

/s/ Alan Sheriff	Director	March 31, 2023
Alan Sheriff	(Principal Financial and Accounting Officer)

/s/ Nathalie Gaveau	President and Director	March 31, 2023
Nathalie Gaveau

/s/ Tommy Stadlen	Director	March 31, 2023
Tommy Stadlen

/s/ Spencer Crawley	Director	March 31, 2023
Spencer Crawley

/s/ Matt Eby	Director	March 31, 2023
Matt Eby

/s/ Moujan Kazerani	Director	March 31, 2023
Moujan Kazerani

TAILWIND INTERNATIONAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Tailwind International Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tailwind International Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 23, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2023

PCAOB Number 100

TAILWIND INTERNATIONAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$129,195	$1,223,657
Prepaid expenses	57,876	398,253
Total Current Assets	187,071	1,621,910

Cash and marketable securities in Trust Account	349,743,202	345,034,441
TOTAL ASSETS	$349,930,273	$346,656,351

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,593,527	$967,453
Advance from related parties	9,893	360
Total Current Liabilities	2,603,420	967,813

Warrant liabilities	—	10,061,333
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	14,678,420	23,104,146

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 500,000,000 shares authorized; 34,500,000 at $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	349,743,202	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2022 and 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,492,212)	(21,448,658)
Total Shareholders’ Deficit	(14,491,349)	(21,447,795)
TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$349,930,273	$346,656,351

The accompanying notes are an integral part of the financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2022	2021
Formation and operational costs	$3,070,446	$1,569,754
Loss from operations	(3,070,446)	(1,569,754)

Other income (expense):
Change in fair value of warrant liabilities	10,061,333	16,349,666
Transaction costs incurred in connection with derivative warrant liabilities	—	(974,164)
Interest earned on marketable securities held in Trust Account	4,708,761	34,441
Total other income, net	14,770,094	15,409,943

Net income	$11,699,648	$13,840,189

Weighted average shares outstanding, Class A ordinary shares	34,500,000	29,490,411

Basic and diluted net income per share, Class A ordinary shares	$0.27	$0.36

Basic weighted average shares outstanding, Class B ordinary shares	8,625,000	8,461,644

Basic net income per share, Class B ordinary shares	$0.27	$0.36

Diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000

Diluted net income per share, Class B ordinary shares	$0.27	$0.36

The accompanying notes are an integral part of the financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1,2021	—	—	8,625,000	863	24,137	(5,000)	20,000

Sale of 6,466,666 Private Placement Warrants, net of fair value of private placement warrants	—	—	—	—	194,001	—	194,001

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(218,138)	(35,283,847)	(35,501,985)

Net income	—	—	—	—	—	13,840,189	13,840,189
Balance – December 31, 2021	—	$—	8,625,000	$863	$—	$(21,448,658)	$(21,447,795)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(4,743,202)	(4,743,202)

Net income	—	—	—	—	—	11,699,648	11,699,648

Balance – December 31, 2022	—	$—	8,625,000	$863	$—	$(14,492,212)	$(14,491,349)

The accompanying notes are an integral part of the financial statements.

TAILWIND INTERNATIONAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,699,648	$13,840,189
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,061,333)	(16,349,666)
Interest earned on marketable securities held in Trust Account	(4,708,761)	(34,441)
Transaction costs incurred in connection with derivative warrant liabilities	—	974,164
Changes in operating assets and liabilities:
Prepaid expenses	340,377	(398,253)
Accounts payable and accrued expenses	1,626,074	967,453
Net cash used in operating activities	$(1,103,995)	$(1,000,554)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$—	$(345,000,000)
Net cash used in investing activities	$—	$(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$338,100,000
Proceeds from sale of Private Placement Warrants	—	9,700,000
Advances from related party	9,533	360
Repayment of promissory note – related party	—	(89,889)
Payment of offering costs	—	(486,260)
Net cash provided by financing activities	$9,533	$347,224,211

Net Change in Cash	$(1,094,462)	$1,223,657
Cash - Beginning of period	1,223,657	—
Cash - End of period	$129,195	$1,223,657

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$375,000
Offering costs paid through promissory note	$—	$89,889
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity from November 18, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

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

On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from February 23 2023 to August 23, 2023. The shareholders of the Company approved the Extension Amendment at the Extension Meeting and on February 23, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies (Note 10). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of December 31, 2022, the Company has $129,195 in its operating bank accounts and a working capital deficit of $2,416,349.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 23, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management intends to complete a Business Combination prior to mandatory liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds that invest in U.S. government securities. When the Company’s marketable securities held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Marketable securities in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $129,195 and $1,223,657 in cash and cash equivalents as of December 31, 2022 and 2021, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(16,905,000)
Class A ordinary shares issuance costs	(18,596,985)
Plus:
Accretion of carrying value to redemption value	35,501,985
Class A ordinary shares subject to possible redemption as of December 31, 2021	$345,000,000
Plus:
Accretion of carrying value to redemption value	4,743,202
Class A ordinary shares subject to possible redemption as of December 31, 2022	$349,743,202

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value of the Public Warrants as of each relevant date. The Private Place Warrants utilize the inputs used for valuing the Public Warrants and, as such, are valued at the Public value price due to identical terms, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,966,666 Class A ordinary shares in the aggregate. For the year ended December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$9,359,718	$2,339,930	$10,754,434	$3,085,755
Denominator:
Basic weighted average shares outstanding	34,500,000	8,625,000	29,490,411	8,461,644
Basic net income per ordinary share	$0.27	$0.27	$0.36	$0.36

Diluted net income per ordinary share
Numerator:
Allocation of net income	$9,359,718	$2,339,930	$10,708,342	$3,131,847
Denominator:
Diluted weighted average shares outstanding	34,500,000	8,625,000	29,490,411	8,625,000
Diluted net income per ordinary share	$0.27	$0.27	$0.36	$0.36

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s warrant liabilities does not approximate their carrying amount and as such, the warrant liabilities are recorded at fair value on the Company’s balance sheets. The fair value of the Company’s assets and other liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 8).

Recently Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company has adopted the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s financial statements.

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

Administrative Services Agreement

The Company agreed, commencing on February 23, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support services. For the year ended December 31, 2022 and 2021, the Company incurred $120,000 and $100,000 in fees for these services of which $0 and $100,000 of accrued administrative costs were included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

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

Advance from Related Parties

As of December 31, 2022 and 2021, affiliates of the Company have paid for expenses totaling $9,893 and $360 on behalf of the Company, respectively. This amount is included in advance from related parties on the balance sheets as of December 31, 2022 and 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares subject to possible redemption. The Class A ordinary shares are recorded as temporary equity on the accompanying balance sheets.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of December 31, 2022 and 2021, there were 11,500,000 Public Warrants outstanding.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●in whole and not in part;

●at a price of $0.01 per warrant;

●upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

●

if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption of the warrant holders; and

●

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

As of December 31, 2022 and 2021, there were 6,466,666 Private Placement Warrants outstanding.

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

On November 22, 2022, the New York Stock Exchange (the “NYSE”) notified the Company and publicly announced, that the NYSE determined to commence proceedings to delist the Company’s warrants, each whole warrant exercisable for one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), at a price of $11.50 per share, and listed to trade on the NYSE under the symbol “TWNI WS” (the “Warrants”), from the NYSE and that trading in the Warrants would be suspended immediately, due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company does not intend to appeal the NYSE’s determination.

On December 8, 2022 the NYSE notified the Securities and Exchange Commission (the “Commission”) of its intention to remove the entire class of redeemable warrants of the Company from listing and registration on NYSE on December 19, 2022, pursuant to the provisions of Rule 12d2-2(b) because, in the opinion of NYSE, the Warrants are no longer suitable for continued listing and trading on the NYSE.

Trading in the Company’s Class A ordinary shares and units will continue on the NYSE. The Warrants may be traded on the over-the-counter markets, or any other available market.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2022, assets held in the Trust Account were comprised of $470 in cash and $349,742,732 in a Money Market fund. At December 31, 2021, assets held in the Trust Account were comprised of $416 in cash and $345,034,025 in a Money Market fund. During the year ended December 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$349,743,202	$345,034,441

Liabilities:
Warrant liabilities - Public Warrants	1	$—	$6,440,000
Warrant liabilities - Private Placement Warrants	2	$—	$3,621,333

As of December 31, 2022 Public Warrants traded at $0 and accordingly the Private Warrants were also valued at $0.

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

The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $6,078,666 and thus no there are no Level 3 measurements at December 31, 2022 and December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), to (i) amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date by which the Company has to consummate a business combination from February 23 2023 to August 23, 2023 (such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets, as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on February 23, 2023, the Company filed the Articles Amendment with the Cayman Islands Registrar of Companies.

In connection with the vote to approve the Articles Amendment, the holders of 32,295,189 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.19 per share, for an aggregate redemption amount of approximately $329,166,606.

On March 9, 2023, Constantin Eis voluntarily resigned, effective as of March 15, 2023, as the Chief Financial Officer of the Company. Mr. Eis resigned in order to pursue other opportunities and not due to any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Eis will continue to serve as a Director of the Company. Also, on March 9, 2023, the Board of Directors of the Company appointed Philip Krim as Chief Financial Officer of the Company.

Non-Redemption Agreements

In connection with the extraordinary general meeting of shareholders (the “Extension Meeting”) of the Company, to extend the date by which the Company has to consummate a business combination (the “Articles Extension”) from February 23, 2023 to August 23, 2023, the Company and the Sponsor, entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,900,000 Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the Articles Extension. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 475,000 Class B ordinary shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination if they continued to hold such Non-Redeemed Shares through the Extension Meeting. The Non-Redemption Agreements increased the amount of funds that remain in the Company’s trust account following the Extension Meeting.